Form 10-K
period 2002-12-31
ONYX ACCEPTANCE OWNER TRUST 2002-C
filed 2003-03-31
CIK 1184851

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                _________________

                                    Form 10-K
                                _________________


                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission file number: 333-83626

                       Onyx Acceptance Owner Trust 2002-C
             (Exact name of Registrant as specified in its charter)

                               Delaware 33-0639768
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                      Onyx Acceptance Financial Corporation
                       27051 Towne Centre Drive, Suite 100
                            Foothill Ranch, CA 92610
               (Address of principal executive offices)(Zip code)

                                 (949) 465-3900
               (Registrant's telephone number including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

   8-Ks described herein under Item 15(b) of this annual Report on Form 10-K.


===============================================================================

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                    Page
Item 1. Business.....................................................2
Item 2. Properties...................................................2
Item 3. Legal Proceedings............................................3
Item 4. Submission of Matters to a Vote of Security Holders..........3
Item 5. Market for Registrant's Common Equity and Related Stockholder
        Matters: Price Range of Common Stock.........................3
Item 6. Selected Financial Data......................................3
Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................3
Item 7A.Quantitative and Qualitative Disclosures about Market Risk...3
Item 8. Financial Statements and Supplementary Data..................3
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................4
Item 10.Directors and Executive Officers of the Registrant...........4
Item 11.Executive Compensation.......................................4
Item 12.Security Ownership of Certain Beneficial Owners and
        Management 1
Item 13.Certain Relationships and Related Transactions...............4
Item 14.Controls and Procedures......................................4
Item 15.Exhibits and Reports on Form 8-K.............................5

                                     PART I


Item 1.  Business

                  Omitted.

Item 2.  Properties

The property of the Trust includes the Contracts purchased by Onyx pursuant to dealer agreements, from automobile dealerships with which Onyx has relationships and, in general, all payments due under the Contracts on or after the Cut-Off Dates. Immediately upon acquisition, the Contracts were sold by Onyx to Finco pursuant to a second Amended and Restated Sale and Servicing Agreement dated November 30, 2001 (the "Purchase Agreement"). The Contracts were then sold by Finco to the Trust pursuant to a Sale and Servicing Agreement dated July 1, 2002. The property of the Trust also includes (i) certain documents relating to the Contracts, (ii) certain monies due under the Contracts on and after the Cut-Off Dates, (iii) security interests in the Financed Vehicles and the right to receive proceeds from claims on certain insurance policies covering the Financed Vehicles or the obligor under each related Contract and the right to proceeds under a certain blanket insurance policy maintained by Onyx, (iv) all amounts on deposit in the collection account including all eligible investments credited thereto, (v) the benefits of an irrevocable principle/interest surety bond issued by MBIA Insurance Corporation, (vi) the rights of Finco to cause Onyx to repurchase certain contracts under certain circumstances, and (vii) all proceeds of the foregoing. The Contracts were purchased by Onyx in the normal course of business in accordance with Onyx's underwriting standards, which emphasize the obligor's ability to pay and creditworthiness, as well as the asset value of the Financed Vehicle.

As of December 31, 2002, the pool consisted of the following number of Contracts with the following delinquency characteristics:

                                                                                         Dollars(2)         Number     Percentage(1)

Contracts Outstanding.............................................................    $ 377,223,241           27,198
Delinquencies(3) 30 - 59 days.....................................................        2,642,680              217           0.70%
60+ days..........................................................................        2,316,197              193           0.62%

(1)      As a percent of dollar amount of contracts outstanding.
(2)      Delinquencies include principal amounts only.
(3)      The period of delinquency is based on the number of days payments are contractually past due.

Item 3.  Legal Proceedings
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related  Stockholder  Matters:
        Price  Range of Common  Stock
        The holder of record of all offered Notes as of March 28, 2003, was Cede & Co., the nominee of the Depository Trust Company. There is no established public trading market for the securities.

Item 6.  Selected Financial Data
         Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         Omitted.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
         Omitted.

Item 8.  Financial Statements and Supplementary Data
         Omitted.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
         Omitted.

Item 11.  Executive Compensation
         Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
         Omitted.

Item 13.  Certain Relationships and Related Transactions
         Omitted.

Item 14.  Controls and Procedures
         Omitted.



                                     PART IV

Item 15.  Exhibits and Reports on Form 8-K
(a)  The following documents are filed as part of this Report:

                                    Exhibit
                               Number Description

99.1 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99.2  Report of Independent Accountants

99.3  Exhibit I - Specified Trusts Servicing Standards

b)  Reports on Form 8-K

The following reports on Form 8-K were filed on behalf of the Onyx Acceptance Owner Trust 2002-C during the last quarter of the period covered by this report.


o Form 8-K dated October 31, 2002. Item 5 providing the Distribution Date Statement for Distribution Date of October 15, 2002.
o Form 8-K dated December 2, 2002. Item 5 providing the Distribution Date Statement for Distribution Date of November 15, 2002.
o Form 8-K dated December 24, 2002. Item 5 providing the Distribution Date Statement for Distribution Date of December 15, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ONYX ACCEPTANCE OWNER TRUST 2002-C
                  By: ONYX ACCEPTANCE CORPORATION, as Servicer

                  By: /s/ DON DUFFY
                  Don Duffy
                  Chief Financial Officer

Dated: March 28, 2003

                                  CERTIFICATION

I, Don P. Duffy, Chief Financial Officer of Onyx Acceptance Corporation ("Onyx"), certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Onyx Acceptance Owner Trust 2002-C;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the servicing information required to be provided to the trustee by the servicer under the sale and servicing agreement is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the sale and servicing agreement and based upon my knowledge and the annual compliance review required under the sale and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the sale and servicing agreement; and

5. The reports disclosed all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the terms of the Sale and Servicing Agreement.
Date:  March 28, 2003

/s/ Don P. Duffy
Don P. Duffy
Chief Financial Officer

                                INDEX TO EXHIBITS

99.1 Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

99.2  Report of Independent Accountants

99.3  Exhibit I - Specified Trusts Servicing Standards